Form 10-Q
period 1996-09-30
FORT BROOKE BANCORPORATION
filed 1996-11-13
CIK 1023354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

        For the transition period from _______________ to ______________


                         Commission file number 0-21707


                           FORT BROOKE BANCORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                          59-3382314
        -------                                          ----------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)



510 Vonderburg Drive, Brandon, Florida                     33511
--------------------------------------                    --------
(Address of Principal Executive Offices)                 (Zip Code)



Registrant's Telephone Number, Including Area Code  (813) 685-2000
                                                    --------------


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $8 per share
------------------------------------

                                  990,553 shares outstanding at October 31, 1996
                                  ----------------------------------------------

                                                                  CONFORMED COPY

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

                                      INDEX



Item 1. Financial Statements                                                Page

   Condensed Consolidated Balance Sheets -
     September 30, 1996 (unaudited) and December 31, 1995.....................2

   Condensed Consolidated Statements of Earnings -
     Three and Nine months ended September 30, 1996 and 1995 (unaudited)......3

   Condensed Consolidated Statement of Stockholders' Equity -
     For the Nine-Month Period Ended September 30, 1996 (unaudited)...........4

   Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1996 and 1995 (unaudited)................5

   Notes to Condensed Consolidated Financial Statements (unaudited)...........6

   Review By Independent Certified Public Accountants.........................7

   Report on Review by Independent Certified Public Accountants...............8

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................9-15

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................16

SIGNATURES...................................................................16




                                       FORT BROOKE BANCORPORATION AND SUBSIDIARY

                                             PART I. FINANCIAL INFORMATION

                                             Item 1. Financial Statements

                                         Condensed Consolidated Balance Sheets
                                                (Dollars in thousands)

                                                                                      September 30,     December 31,
                                                                                      -------------     ------------
            Assets                                                                       1996             1995
                                                                                         ----             ----
                                                                                     (unaudited)

Cash and due from banks                                                                 $ 11,300          11,997
                                                                                         -------         -------

Investment securities:
    Available for sale                                                                    21,228          24,077
    Held to maturity                                                                      18,387          19,642
                                                                                         -------         -------

            Total investment securities                                                   39,615          43,719
                                                                                         -------         -------

Loans, net of allowance for credit losses of $1,877 and $1,614                           131,764         122,511
Other real estate owned                                                                    1,398           1,147
Property and equipment, net                                                                5,201           4,723
Federal Home Loan Bank stock                                                                 809             809
Accrued interest receivable                                                                1,306           1,266
Deferred tax asset                                                                           376             211
Other assets                                                                                 827             733
                                                                                         -------         -------

            Total                                                                        $ 192,596       187,116
                                                                                         =========       =======

        Liabilities and Stockholders' Equity

Deposits:
    Demand deposits                                                                       32,883          35,181
    Savings and NOW deposits                                                              33,318          31,334
    Money market deposits                                                                 18,326          21,551
    Other time deposits                                                                   88,570          80,231
                                                                                         -------         -------

            Total deposits                                                               173,097         168,297

Advances by borrowers for taxes and insurance                                                506             128
Short term borrowings                                                                        707           1,965
Accrued interest payable                                                                     483             490
Current income taxes                                                                         -               158
Other liabilities                                                                          1,688             278
                                                                                         -------         -------

            Total liabilities                                                            176,481         171,316
                                                                                         -------         -------

Stockholders' equity:
    Common stock                                                                           7,924           8,047
    Additional paid-in capital                                                             4,501           4,571
    Retained earnings                                                                      4,041           3,298
    Unrealized loss on investment securities                                                (351)           (116)
                                                                                         -------         -------

            Total stockholders' equity                                                    16,115          15,800
                                                                                         -------         -------

            Total                                                                       $ 192,596        187,116
                                                                                        =========        =======







See accompanying Notes to Condensed Consolidated Financial Statements.




                                       FORT BROOKE BANCORPORATION AND SUBSIDIARY

                                     Condensed Consolidated Statements of Earnings
                                   (Dollars in thousands, except per share amounts)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                      September 30,
                                                              ------------------               --------------------
                                                              1996          1995               1996            1995
                                                              ----          ----               ----            ----
                                                                  (unaudited)                       (unaudited)
Interest income:
    Interest on loans                                        $ 3,018         2,728               8,859           8,152
    Interest on investment securities                            649           668               1,897           1,870
    Other interest                                                61           150                 241             357
                                                            --------     ---------         -----------      ----------

        Total interest income                                  3,728         3,546              10,997          10,379
                                                            --------     ---------          ----------       ---------

Interest expense:
    Interest on deposits                                       1,439         1,468               4,253           4,016
    Interest on other borrowings                                  19            18                  71              89
                                                            --------    ----------         -----------      ----------

        Total interest expense                                 1,458         1,486               4,324           4,105
                                                            --------     ---------          ----------      ----------

        Net interest income                                    2,270         2,060               6,673           6,274

Provision (credit) for credit losses                               9           304                (30)             478
                                                           ---------    ----------        -----------        ---------

        Net interest income after provision
            (credit) for credit losses                         2,261         1,756               6,703           5,796
                                                            --------     ---------          ----------       ---------

Noninterest income:
    Other fees and service charges                               358           286               1,007             849
    Loss on sale of investment securities                        (23)            -                 (22)            (24)
    Other income                                                  56            39                 146             103
                                                            --------    ----------          ----------       ---------

        Total noninterest income                                 391           325               1,131             928
                                                            --------     ---------          ----------       ---------

Noninterest expense:
    Employee compensation and benefits                           834           747               2,469           2,198
    Occupancy                                                    355           288               1,019             882
    Data processing                                               89            83                 276             245
    Federal insurance premium                                     59            81                 179             253
    SAIF recapitalization assessment                             648            -                  648              -
    Advertising                                                   37            21                 120              87
    Real estate expense                                           15            17                 131              52
    Professional fees                                             70            35                 216             108
    Other                                                        285           298                 951             931
    -----                                                        ---           ---                 ---             ---

        Total noninterest expense                              2,392         1,570               6,009           4,756
                                                            --------     ---------          ----------      ----------

        Earnings before income tax provision                     260           511               1,825           1,968

Income tax provision                                              92           204                 624             787
                                                            --------     ---------          ----------      ----------

Net earnings                                                 $   168           307               1,201           1,181
                                                            ========    ==========          ==========      ==========

Earnings per share                                           $   .17           .31                1.20            1.17
                                                            ========    ==========          ==========      ==========

Weighted average number of shares
    outstanding                                              992,223     1,005,920           1,001,305       1,005,920
                                                            ========    ==========          ==========      ==========


See accompanying Notes to Condensed Consolidated Financial Statements.




                                              FORT BROOKE BANCORPORATION AND SUBSIDIARY

                                      Condensed Consolidated Statement of Stockholders' Equity

                                         For the Nine Month Period Ended September 30, 1996
                                                       (Dollars in thousands)



                                                                                                    Unrealized
                                                                          Additional                 Loss on          Total
                                          Number of          Common        Paid-in       Retained   Investment     Stockholders'
                                           Shares            Stock         Capital       Earnings   Securities        Equity
                                           ------            -----         -------       --------   ----------        ------


Balance at December 31, 1995              1,005,920         $ 8,047          4,571          3,298        (116)         15,800

Net earnings (unaudited)                       -               -              -             1,201           -           1,201

Cash dividend (unaudited)                      -               -              -              (251)          -            (251)

Purchase and retirement of
     shares from dissenting
     stockholders upon formation
     of holding company (unaudited)         (15,367)           (123)           (70)          (207)          -            (400)

Unrealized loss on investment
     securities (unaudited)                    -               -              -               -          (235)           (235)
                                         ----------          ------        -------         ------         ---          ------

Balance at September 30, 1996
     (unaudited)                            990,553         $ 7,924          4,501          4,041        (351)         16,115
                                          =========           =====          =====          =====         ===          ======


See accompanying Notes to Condensed Consolidated Financial Statements.




                                       FORT BROOKE BANCORPORATION AND SUBSIDIARY

                                    Condensed Consolidated Statements of Cash Flows
                                                (Dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net earnings                                                                        $  1,201               1,181
     Adjustments to reconcile net earnings to net
         Cash provided by operating activities:
         Depreciation                                                                         412                 355
         Provision (credit) for credit losses                                                 (30)                478
         Loss from sale of investment securities                                               22                  24
         Net amortization of fees, premiums and discounts                                     (10)               (107)
         Write down on other real estate owned                                                 73                  -
         (Increase) decrease in other assets                                                  (94)                100
         Increase in accrued interest receivable                                              (40)               (190)
         (Decrease) Increase in accrued interest payable                                       (7)                130
         Decrease in current income taxes                                                    (158)                (46)
         Increase in other liabilities                                                      1,010                 305
         Gain on sale of other real estate owned                                               (1)                 (9)
         Provision for deferred taxes                                                          -                   18
                                                                                          -------              ------

              Net cash flow provided by operating activities                                2,378               2,239
                                                                                          -------               -----

Cash flows from investing activities:
     Purchase of investment securities                                                    (14,218)            (16,270)
     Proceeds from sales and maturities of investment securities                           15,026              14,555
     Principal repayments on investment securities                                          2,874               1,656
     Net increase in loans                                                                 (9,837)             (3,805)
     Proceeds from sales of other real estate owned                                           301                 234
     Purchase of property and equipment                                                      (890)               (316)
                                                                                          -------             -------

              Net cash used in investing activities                                        (6,744)             (3,946)
                                                                                           ------              ------

Cash flows from financing activities:
     Net increase in deposits                                                               4,800               5,550
     Net increase in advance payments by borrowers for taxes and insurance                    378                 302
     Cash dividend                                                                           (251)                 (3)
     Decrease in short term borrowings                                                     (1,258)             (1,991)
                                                                                          -------              ------

              Net cash provided by financing activities                                     3,669               3,858
                                                                                          -------              ------

              Net (decrease) increase in cash and due from banks                             (697)              2,151

Cash and due from banks at beginning of period                                             11,997               8,436
                                                                                          -------               -----

Cash and due from banks at end of period                                                 $ 11,300              10,587
                                                                                           ======              ======

Cash paid during the period for:
     Interest                                                                            $  4,331              3,886
                                                                                           ======             ======

     Income taxes                                                                        $    865                814
                                                                                           ======             ======

Noncash transactions:
     Reclassification of loans to other real estate                                      $    624                 47
                                                                                           ======             ======

     Increase (decrease) in unrealized loss on investment
         securities available-for-sale                                                   $   (235)                650
                                                                                           ======              ======

     Liability incurred to purchase shares from dissenting stockholders                  $    400                  -
                                                                                           ======              ======

     Stock dividend                                                                      $      -               1,357
                                                                                           =======             ======
See accompanying Notes to Condensed Consolidated Financial Statements.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)



1.General.  Effective July 10, 1996 the common  shareholders of Fort Brooke Bank
     (the "Bank") exchanged their common shares for common shares of Fort Brooke Bancorporation (the "Holding Company"), and at that time the Bank became a wholly-owned subsidiary of the Holding Company. The only business of the Holding Company is the ownership and operation of the Bank. The Holding Company and the Bank are collectively referred to as the "Company". The formation of the Holding Company and exchange of shares has been accounted for as a pooling of interests. In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1996, the results of operations and cash flows for the nine month period ended September 30, 1996 and 1995, for the three-month and nine-month periods ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Loan  Impairment and Losses.     The Company has  identified  loans  totaling
     $67,000 and $184,000 as impaired at September 30, 1996 and 1995. The activity in the allowance for credit losses is as follows:

                                                                  For the Three Months          For the Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                   -------------------           -------------------
                                                                   1996           1995           1996           1995
                                                                   ----           ----           ----           ----
                                                                                        (Unaudited)
                                                                                       (In thousands)

              Balance, beginning of period                       $ 1,857          1,606          1,702          1,562
              Provision (credit) charged to earnings                   9            304            (30)           478
              Recoveries, net of charge-offs                          11           (296)           205           (426)
                                                                  ------         -----          ------         -----

              Balance, end of period                             $ 1,877          1,614          1,877          1,614
                                                                   =====          =====          =====          =====

3.Earnings Per Common Share.       Earnings  per common  share were  computed by
     dividing the net earnings for the period by the weighted average number of shares outstanding. The effect of the outstanding options was not material.

4. Pending Acquisition of the Company. On September 23, 1996, the Company signed a letter of intent to merge with Colonial BancGroup ("Colonial"). Colonial will exchange sufficient common stock to equal $31.50 per share for 990,553 shares of the Company. This transaction is subject to the approval of stockholders and various regulatory authorities.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Audit Committee of the Board of Directors
     of Fort Brooke Bancorporation
Brandon, Florida:

     We have reviewed the condensed consolidated balance sheet of Fort Brooke Bancorporation and Subsidiary (the "Company") as of September 30, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB
Tampa, Florida
October 4, 1996

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 1996 and December 31, 1995
General
     Fort Brooke Bancorporation (the "Holding Company") is a one-bank holding company and its only current business is the ownership and operation of Fort Brooke Bank (the "Bank"). The Holding Company and the Bank are collectively referred to as the "Company". On July 10, 1996 the common stockholders of the Bank exchanged their common shares for common shares of the Holding Company, and at that time the Bank became a wholly-owned subsidiary of the Holding Company. The formation of the Holding Company and exchange of shares has been accounted for as a pooling of interests. Shares held by dissenting shareholders were retired prior to the exchange and that liability will be settled for cash.

Pending Acquisition of the Company
     On September 23, 1996, the Company signed a letter of intent to merge with Colonial Bancgroup ("Colonial"). Colonial will exchange sufficient common stock to equal $31.50 per share for 990,553 shares of the Company. This transaction is subject to the approval of stockholders and various regulatory authorities.

Liquidity and Capital Resources
     As a Florida chartered commercial bank, the Bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts less those deposits of certain public funds. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as defined, such as federal funds sold and United States securities or securities guaranteed by the United States. As of September 30, 1996, the Bank has liquidity of approximately $49.7 million, or approximately 29% of total deposits and is in compliance with this requirement.

     During the nine months ended September 30, 1996, the Bank's primarily sources of funds consisted of principal payments on loans and investment securities, proceeds from sales and maturities of investment securities, net deposit inflows and cash flows from operating activities. The Bank used its capital resources principally to purchase investment securities, repay short-term borrowings and to fund existing and continuing loan commitments. At September 30, 1996, the Bank had commitments to originate loans totalling $8.6 million. Management believes the Bank has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within one year and, if so desired, that it can adjust the rates on certificates of deposit to retain deposits in a changing interest rate environment.

                                                                    Nine Months                         Nine Months
                                                                       Ended        Year Ended            Ended
                                                                   September 30,    December 31,       September 30,
                                                                       1996             1995               1995
                                                                      --------        ----------          ------
       Average equity as a percentage
           of average assets                                           8.53%             8.27%            8.23%

        Equity to total assets at end of period                        8.37%             8.44%            8.47%

        Return on average assets (1)                                    .84%              .93%             .89%

        Return on average equity (1)                                   9.84%            11.18%           10.76%

        Noninterest expenses to average assets (1)                     4.20%             3.41%            3.57%

        Nonperforming loans and real estate owned as
           a percentage of total assets at end of period               1.02%             1.10%            1.30%




                    FORT BROOKE BANCORPORATION AND SUBSIDIARY


                                                                        At              At                At
                                                                   September 30,    December 31,     September 30,
                                                                      1996             1995              1995
                                                                   ---------        ----------         ------
      Weighted-average interest rates:
        Interest-earning assets:
           Loans                                                      8.94%            9.23%            9.19%
           Investment securities                                      6.30%            6.30%            6.19%
             Total interest-earning assets                            8.33%            8.44%            8.35%
        Interest-bearing liabilities:
           Savings and NOW accounts                                   1.97%            2.08%            2.30%
           Money market accounts                                      2.72%            2.78%            2.84%
           Certificates of deposit                                    5.48%            5.64%            5.74%
             Total interest-bearing liabilities                       4.28%            4.30%            4.42%
        Interest-rate spread                                          4.05%            4.14%            3.93%
                                                                      ====             ====             ====

(1)     Annualized for the nine months ended September 30, 1996 and 1995.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin.

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                            1996                              1995
                                                             --------------------------------    -------------------------------
                                                                       Interest       Average               Interest     Average
                                                             Average     and           Yield/    Average      and         Yield/
                                                             Balance   Dividends       Rate      Balance   Dividends       Rate
                                                             -------   ---------       ----      -------   ---------       ----
                                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                              $ 130,540       3,018      9.25%    $ 114,770       2,728       9.51%
    Investment securities                                     41,088         649      6.32%       44,219         668       6.04%
    Other interest-earning assets (2)                         11,532          61      2.12%        9,169         150       6.54%
                                                             -------       -----                 -------       -----

        Total interest-earning assets                        183,160       3,728      8.14%      168,158       3,546       8.43%
                                                                           -----                               -----

Noninterest-earning assets                                     9,499                              14,934
                                                             -------                            --------

        Total assets                                       $ 192,659                           $ 183,092
                                                             =======                             =======

Interest-bearing liabilities:
    Savings and NOW accounts                                  32,784         196      2.39%       30,642         180       2.35%
    Money market deposits                                     19,376         114      2.35%       21,127         164       3.11%
    Certificate of deposit                                    82,997       1,129      5.44%       79,157       1,124       5.68%
    Borrowings                                                 1,988          19      3.82%        1,800          18       4.00%
                                                             -------       -----                --------      ------

        Total interest-bearing liabilities                   137,145       1,458      4.25%      132,726       1,486       4.48%
                                                                           -----                               -----

Noninterest-bearing liabilities                               39,081                              35,185
Stockholders' equity                                          16,433                              15,181
                                                             -------                            --------

        Total liabilities and stockholders' equity                                $ 192,659                            $ 183,092
                                                                                    =======                              =======

Net interest/dividend income                                             $ 2,270                             $ 2,060
                                                                           =====                               =====

Interest-rate spread (3)                                                              3.89%                                3.95%
                                                                                      ====                                 ====

Net average interest-earning assets,
    net interest margin (4)                                $  46,015                  4.96%    $  35,432                   4.90%
                                                             =======                  ====       =======                   ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                        1.34                                1.27
                                                                ====                                ====

(1)         Includes loans on nonaccrual status.
(2)         Includes interest-bearing deposits and FHLB and FRB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.



                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin.

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                         1996                                1995
                                                             --------------------------------    -------------------------------
                                                                       Interest       Average               Interest     Average
                                                             Average     and           Yield/    Average      and         Yield/
                                                             Balance   Dividends       Rate      Balance   Dividends       Rate
                                                             -------   ---------       ----      -------   ---------       ----
                                                                                     (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                              $ 127,310       8,859      9.28%    $ 113,267       8,152       9.60%
    Investment securities                                     41,851       1,897      6.04%       42,280       1,870       5.90%
    Other interest-earning assets (2)                         12,005         241      2.68%       10,618         357       4.48%
                                                             -------      ------                 -------      ------

        Total interest-earning assets                        181,166      10,997      8.09%      166,165      10,379       8.33%
                                                                          ------                              ------

Noninterest-earning assets                                     9,549                              11,641
                                                             -------                            --------

        Total assets                                       $ 190,715                           $ 177,806
                                                             =======                             =======

Interest-bearing liabilities:
    Savings and NOW accounts                                  32,594         524      2.16%       31,076         553       2.37%
    Money market deposits                                     20,620         424      2.74%       23,138         516       2.97%
    Certificate of deposit                                    80,615       3,305      5.47%       73,616       2,947       5.34%
    Borrowings                                                 2,580          71      3.67%        2,538          89       4.67%
                                                             -------     -------                --------      ------

        Total interest-bearing liabilities                   136,409       4,324      4.23%      130,368       4,105       4.20%
                                                                          ------                              ------

Noninterest-bearing liabilities                               38,038                              32,802
Stockholders' equity                                          16,268                              14,636
                                                             -------                            --------

        Total liabilities and stockholders' equity                                $ 190,715                            $ 177,806
                                                                                    =======                              =======

Net interest/dividend income                                            $  6,673                            $  6,274
                                                                          ======                              ======

Interest-rate spread (3)                                                              3.86%                                4.13%
                                                                                      ====                                 ====

Net average interest-earning assets,
    net interest margin (4)                                $  44,757                  4.91%    $  35,797                   5.03%
                                                             =======                  ====       =======                   ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities                        1.33                                1.27
                                                                ====                                ====

(1)         Includes loans on nonaccrual status.
(2)         Includes interest-bearing deposits and FHLB and FRB stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.



                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Regulatory Capital

    Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital. A comparison of the required capital ratios to actual capital ratios are as follows:

                                                                                           Ratios of       Regulatory
                                                                                            the Bank      Requirement
                                                                                            --------      -----------
               At September 30, 1996:
                     Total capital to risk-weighted assets                                   13.05%           8.00%
                     Tier I capital to risk-weighted assets                                  11.80%           4.00%
                     Tier I capital to total average assets - leverage ratio                  8.59%           4.00%

New Accounting Requirements

    Statement  of  Financial   Accounting  Standards  No.  125  "Accounting  for
    Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management of the Bank does not expect SFAS 125 to have a material effect on the Bank's financial statements.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

Results of Operations

       Comparison of Three-Month Periods Ended September 30, 1996 and 1995

General.  Net  earnings  for the  three-months  ended  September  30,  1996 were
    $168,000 or $.17 per share compared to $307,000 or $.31 per share for 1995. The decrease in earnings was primarily due to the one-time SAIF recapitalization assessment partially offset by the decrease in the provision for credit losses and the increase in other fees and service charges.

Interest  Income and  Expense.  Interest  income  increased  by $182,000 to $3.7 million for the three-month period ended September 30, 1996 from $3.5 million for 1995. Interest on loans increased $290,000 to $3.0 million due to an increase in the average loan portfolio balance for the three months ended September 30, 1996. The portfolio balance increased to $130.5 million from $114.8 million during the 1995 period. The weighted average yield decreased on the portfolio from 9.51% in 1995 to 9.25% in 1996. Interest on investment securities decreased $19,000 to $649,000 for the three-months ended September 30, 1996 due to a decrease in the average investment securities portfolio from $44.2 million in 1995 to $41.1 million in 1996. Interest on other interest-earning assets decreased from $150,000 for the three-months ended September 30, 1995 to $61,000 for the three months ended September 30, 1996 due to a decrease in the weighted average yield partially offset by an increase in the weighted average balance of other interest-earning assets from 1995 to 1996.

    Interest expense on deposits decreased $28,000 to $1.4 million for the three-months ended September 30, 1996. The decrease is due to a decrease in the average rate paid on deposits, partially offset by an increase in average deposits from 1995 to 1996.

Credit Losses. A provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses decreased from $304,000 in the 1995 period to $9,000 for the three-month period ended September 30, 1996. The allowance for credit losses is $1.9 million at September 30, 1996. While management believes the allowance for credit losses is adequate as of September 30, 1996, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Expense. Total noninterest expense increased $822,000 to $2.4 million for the three- months ended September 30, 1996 from $1.6 million in 1995. The increase resulted primarily from a one-time SAIF assessment as well as the increases in employee compensation and occupancy as a result of opening a new branch in 1996.

Income Tax  Provision.  The  income tax  provision  for the three  months  ended
    September  30,  1996 and  September  30,  1995  was  $92,000  and  $204,000,
    respectively.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY


       Comparison of Nine-Month Periods Ended September 30, 1996 and 1995

General. Net earnings for the nine months ended September 30, 1996 were $1,201,000 or $1.20 per share compared to $1,181,000 or $1.17 per share for 1995. The increase in earnings was primarily due to increased net interest income partially offset by the increase in noninterest expense during 1996. The increase in noninterest expense resulted from the one-time SAIF recapitalization assessment.

Interest Income and  Expense.  Interest  income  increased  by $618,000 to $11.0 million for the nine-month period ended September 30, 1996 compared to $10.4 million for the nine months ended September 30, 1995. Interest on loans increased $707,000 to $8.9 million due to an increase in the average loan portfolio balance for the nine months ended September 30, 1996 to $127.3 million compared to $113.3 million during the 1995 period. This was partially offset by a decrease in the weighted average yield from 9.60% in 1995 to 9.28% in 1996. Interest on investment securities increased $27,000 to $1.9 million for the nine-months ended September 30, 1996 due to an increase in the average yield from 5.90% in 1995 to 6.04% in 1996 which was partially offset by a decrease in the average investment securities portfolio from $42.3 million in 1995 to $41.9 million in 1996. Interest on other interest-earning assets decreased from $357,000 for the nine months ended September 30, 1995 to $241,000 for the nine months ended September 30, 1996 due to a decrease in the weighted average yield partially offset by an increase in the average balance of other interest-earning assets from 1995 to 1996.

    Interest expense on deposit accounts increased $219,000 to $4.3 million for the nine-months ended September 30, 1996 from $4.0 million in 1995. The increase is due to an increase in the average rate paid on deposits, and an increase in average interest-bearing deposits from 1995 to 1996.

(Credit) Provision for Credit Losses.  The (credit)  provision for credit losses is (credited) charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses decreased $508,000 for the nine-month period ended September 30, 1996 compared to the same period for 1995. The allowance for loan losses is $1.9 million at September 30, 1996. While management believes the allowance for credit losses is adequate as of September 30, 1996, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Expense. Total noninterest expense increased $1.3 million to $6.0 million for the nine-months ended September 30, 1996 from $4.8 million in 1995. The increase was primarily due to a one-time SAIF assessment on September 30, 1996. There were also increases in employee compensation, occupancy expense, real estate expense and professional fees. These were due to the opening of a new branch, merit salary raises and the formation of a bank holding company.

Income Tax  Provision.  The  income  tax  provision  for the nine  months  ended
    September  30,  1996 and  September  30,  1995 was  $624,000  and  $787,000,
    respectively.

                    FORT BROOKE BANCORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended September 30,
                                     1996.


                                   SIGNATURES



Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FORT BROOKE BANCORPORATION







Date:      November 13, 1996            By:     /s/ Richard H. Eatman
           ----------------------               ----------------------
                                                Richard H. Eatman, President and
                                                Treasurer
                                                (Chief Financial Officer)