Form 10-K405
period 1996-12-31
FORT BROOKE BANCORPORATION
filed 1997-04-11
CIK 1023354

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         For the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

         For the transition period from _________________ to _________________.

         Commission File No.: 0-21707

                           FORT BROOKE BANCORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in Its charter)

           Florida                                               59-3382134
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

510 Vonderburg Drive, Brandon, Florida                            33509-1970
--------------------------------------                            ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (813) 685-2000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                               Name of Exchange
Title of Each Class                                          on which Registered

--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1997: $12,298,591

         Number of shares outstanding of the registrant's single class of common stock, as of March 1, 1997: 990,553 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into this Annual Report on Form 10-K: (1) 1996 Annual Report to shareholders, dated March 28, 1997, into Part II; (2) Joint Proxy Statement and Prospectus, dated February 6, 1997 and disseminated to registrant's shareholders in connection with the conduct of a special meeting of shareholders held March 13, 1997, into Parts I and II; and (3) Exhibit 2. (the Registrant's Articles of Incorporation, filed for record as of April 8, 1996) and Exhibit 3. (the Registrant's current Bylaws) to the Registrant's Form 8-A Registration Statement, filed November 8, 1996, into Part IV.

                           FORT BROOKE BANCORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                     PAGE NO.
                                                                           --------
         ITEM 1. - BUSINESS                                                    4

         ITEM 2. - PROPERTIES                                                  4

         ITEM 3. - LEGAL PROCEEDINGS                                           4

         ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         4

PART II

         ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED SHAREHOLDER MATTERS                                 4

         ITEM 6. - SELECTED FINANCIAL DATA                                     4

         ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION                          4

         ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 5

         ITEM 9. - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE                                        5

PART III

         ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         5

         ITEM 11. - EXECUTIVE COMPENSATION                                     8

         ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS            8

         ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            10

PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                   ON FORM 8-K                                                11

                                     PART I

ITEM 1.  BUSINESS

         The information required by Item 1. is set forth in the Joint Proxy Statement and Prospectus, dated February 6, 1997, under the heading, "BUSINESS OF FORT BROOKE," and is incorporated herein by specific reference thereto.

ITEM 2. PROPERTIES

         The information required by Item 2. is set forth in the Joint Proxy Statement and Prospectus, dated February 6, 1997, under the heading, "BUSINESS OF FORT BROOKE Properties," and is incorporated herein by specific reference thereto.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings reportable under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The information required by Item 5. is set forth in the Joint Proxy Statement and Prospectus, dated February 6, 1997, under the heading, "COMPARATIVE MARKET PRICES AND DIVIDENDS - Fort Brooke," and is incorporated herein by specific reference thereto.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by Item 6. is set forth in the 1996 Annual Report to shareholders, dated March 28, 1997, under the heading, "SELECTED FINANCIAL DATA," and is incorporated herein by specific reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by Item 7. is set forth in the 1996 Annual Report to shareholders, dated March 28, 1997, under the heading, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," and is incorporated herein by specific reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8. is set forth in the 1996 Annual Report to shareholders, dated March 28, 1997, under the heading, "CONSOLIDATED FINANCIAL STATEMENTS," and is incorporated herein by specific reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Registrant, their ages and years of service as a director (inclusive of service as a director of the Registrant's wholly owned subsidiary, Fort Brooke Bank) are as follows:

                                              Position                        Years of
Name and                                      with the                       Service as
Residential Address                Age          Bank                          Director
---------------------------------------------------------------------------------------
John D. Adams,                      65       Director and                        18
507 Brantwood Court                          Secretary
Valrico, FL 33594

Melvin R. Belisle                   60       Director                             5
906 Centerbrook Drive
Brandon, FL 33511

Tommy W. Brown                      56       Director                            18
28007 Villa Road
Dade City, FL 33525

Richard H. Eatman                   54       Director, President and              9
705 Centerbrook Drive                        Chief Executive Director
Brandon, FL 33511

H. Rex Etheredge                    50       Director                             4
918 Centerbrook Drive
Brandon, FL 33511

Joseph Garcia                       66       Director                             3
2014 Woodberry Road
Brandon, FL 33511

Riley L. Hogan                      62       Director                             3
1704 Cottage Way Court
Brandon, FL 33510

Alex D. MacKinnon                   57       Director                             5
334 Blanca Avenue
Brandon, FL 33606

Thomas H. Miller                    60       Chairman of the                     18
610 North Sylvan Drive                       Board of Directors
Brandon, FL 33511

Charles W. Poe                      68       Director                             3
4601 San Miguel
Tampa, FL 33629

William F. Poe                      65       Director                             3
70 Ladoga
Tampa, FL 33606

Reese T. Poppell                    58       Director                             4
2807 Wedgewood Drive
Plant City, FL 33567

Sam Rampello                        56       Director                            18
1107 Riverhills Drive
Temple Terrace, FL 33617

David C. Worthington                63       Director                             3
510 Vonderburg Drive
Post Office Box 2388
Brandon, FL 33511


         JOHN D. ADAMS, SR. is president of Adams Air and Hydraulics, Inc., a hydraulic and pneumatic sales, service and engineering company.

         MELVIN R. BELISLE is President of Fife Industrial Pipe Co., Brandon,
FL.

         TOMMY W. BROWN is Chief Executive Officer of Brown Automatic Sprinklers, Inc., Tampa.

         RICHARD H. EATMAN has been a Director, as well as the President and Chief Executive Officer of Fort Brooke Bank since 1989.

         H. REX ETHEREDGE is Chief Executive Officer of Columbia Brandon Regional Medical Center.

         JOSEPH GARCIA is managing partner of the Tampa, Florida law firm of Garcia & Fields, P.A. and a general partner of Big Bend Farms, Ltd. He is also Chairman of the Tampa Port Authority.

         RILEY L. HOGAN JR. is the general manager of The Tampa Independent Dairy Farmers Association. He also serves as a Director of the Tampa Port Authority.

         ALEX D. MACKINNON is President of Yale Industrial Trucks, Inc. He also serves on the Board of Trustees of Brandon Hospital. He is a member of the Board of Trustees of the Tampa Sports Authority.

         THOMAS H. MILLER is an owner-agent with State Farm Insurance Companies. He has also served as secretary/treasurer of Wise Land Development, Inc. (formerly known as Spivey and Miller Restaurant Systems, Inc.) since 1974. He is active with the Brandon Chamber of Commerce.

         CHARLES W. POE is President of Poe Industries, Inc., a consulting firm, and is a director of Poe & Brown, Inc., a publicly held general insurance agency in Florida. Previously, Mr. Poe was owner and chief executive officer and president of City Ready Mix Company in Plant City, Florida for many years.

         WILLIAM F. POE is President/Owner of Poe Investments, Inc. Mr. Poe is Director of Poe & Brown, Inc., a publicly owned general insurance agency headquartered in Tampa. He served as mayor of the City of Tampa from 1974 through 1979.

         REESE T. POPPELL is President and CEO of Poppell Insurance Inc., and President of Redelco, Inc.

         SAMUEL J. RAMPELLO is Supervisor of School Finance and Special Programs in the Hillsborough County School System, and is a past member of the Hillsborough County School Board.

         DAVID C. WORTHINGTON, M.D., is a physician and former Chief of the Department of Surgery of Brandon Hospital. He is also former Chairman of the Board of Trustees of Brandon Hospital and formerly served as Medical Director of The Village at Brandon, a Nursing Home.

         Each director is elected for a term of one year normally to expire at the annual meeting of the Registrant's shareholders or at such other time as his successor is elected and shall have qualified. The Registrant's board of directors held nine regular meetings following its activation in March 1996. Each current director attended at least 75% of those meetings. The board of directors has appointed no committees to review or consider any aspects of the Registrant's operations. Each officer of the Registrant is elected by and serves at the pleasure of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

         No director of the Registrant is paid compensation for his attendance at board of director meetings, and no officer is paid compensation separate from that which he receives in exchange for the performance of his services as an officer of the Registrant's wholly owned subsidiary, Fort Brooke Bank (the "Bank"). The following table sets forth certain information regarding the compensation paid to Mr. Eatman, the Registrant's president and chief executive officer and its only officer who received more than $100,000 during all of calendar year 1996 in exchange for the services rendered to the Bank.


                           SUMMARY COMPENSATION TABLE

     NAME AND                        ANNUAL                 OTHER ANNUAL
PRINCIPAL POSITION         YEAR      SALARY      BONUS      COMPENSATION
------------------         ----      ------      -----      ------------
RICHARD H. EATMAN          1996     $135,000    $30,000          N/A

                           1995     $130,000    $20,000          N/A

                           1994     $128,000    $20,000          N/A
========================================================================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table enumerates, as of December 31, 1996, the name, position with the Registrant, if any, and ownership, both by numerical holding and percentage interest, of each person known to own more than five percent of the Registrant's outstanding common stock, each of the directors of the Registrant, individually, and all of the directors and executive officers of the Registrant as a group:

Name and Position                                     # of Shares                   Percentage
of Beneficial Owner                               Beneficially Owned(1)            Ownership(2)
-----------------------------------------------------------------------------------------------
John D. Adams, Secretary and Director                     43,580                      4.40%

Melvin R. Belisle, Director                               28,142                      2.84

Tommy W. Brown, Director                                  10,367                      1.05

Richard H. Eatman, President,
Chief Executive Officer and Director(3)                   41,528                      4.19

H. Rex Etheredge, Director                                 1,391                       .14

Joseph Garcia, Director                                   10,999                      1.11

Riley L. Hogan, Jr., Director                             17,492                      1.77

A. D. "Sandy" MacKinnon, Director                          9,100                       .92

Thomas H. Miller, Chairman
of the Board                                              75,070                      7.58

Charles W. Poe, Director                                  32,153                      3.25

William F. Poe, Director                                  19,730                      1.99

------------------------------

         (1) In accordance with applicable regulations, a person will be deemed to be the beneficial owner of a security if he or she has or shares voting or investment power with respect to such security or has the right to acquire such ownership within the succeeding 60 day period.

         (2) In calculating the percentage ownership for a given individual or group, the number of shares of stock deemed outstanding will include unissued shares subject to options which are exercisable within the succeeding 60 day period.

         (3) Includes 28,250 shares which are subject to purchase by Mr. Eatman upon exercise of option grants, and an additional 435 shares held by Mr. Eatman's wife, as to which he disclaims beneficial ownership.

Reese T. Poppell, Director                                 3,300                       .33

Sam Rampello, Director                                     4,630                       .47

David C. Worthington, Director                            12,874                      1.30

All directors and executive
officers as a group (14
persons, including those
above named)                                             310,356                     31.33%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there are neither pending nor proposed any direct or indirect material transactions between the Registrant and any of its directors, officers or controlling shareholders outside the ordinary course of business.

Mr. Eatman, the Registrant's President and Chief Executive Officer, is employed by the Registrant's wholly owned subsidiary, Fort Brooke Bank, pursuant to the terms of a written employment agreement, under which he has been paid an annual base salary of $100,000 plus any normal salary increases, as well as fringe benefits normal to his position. He is also entitled to six months of severance pay in the event his termination is effected without cause, or $250,000 in the event his termination is effected as a result of a major change of control in Fort Brooke's ownership. That latter amount was awarded to Mr. Eatman in February 1997 as a result of the decision by the Registrant's board of directors, subject to approval of its shareholders (which was granted at a special meeting conducted on March 13, 1997), to merge with and into The Colonial BancGroup, Inc., a regional bank holding company headquartered in Montgomery, Alabama. Such merger is expected to be consummated in late April 1997, shortly following which the Registrant's wholly owned subsidiary, Fort Brooke Bank, will be merged with and into Colonial Bank, thereby eliminating Mr. Eatman's existing employment agreement.

The Florida Business Corporation Act provides that directors and officers of a corporation, including the Registrant, may be indemnified in certain instances against certain liabilities which they may incur by virtue of their relationship with the corporation. The Registrant's bylaws provide for such indemnification, and for the advancement of expenses pursuant to the Florida Act, to each person who is or was a director or officer of the Registrant and each person who is or was serving at the request of the Registrant as a director or officer of another corporation if the person may be indemnified under the Florida Act. The Registrant also presently maintains directors' and officers' liability insurance to offset such requirement.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) The financial statements required to be filed as part of this Report, and the report thereon by Hacker, Johnson, Cohen & Grieb, P.A., are referenced in Item 8. above and set forth in the 1996 Annual Report to shareholders, dated March 28, 1997, a copy of which is being filed herewith.

         (b) No financial statement schedule is required to be filed herewith.

         (c) The exhibits required to be filed herewith are listed on the "Exhibit Index" commencing on Page 13 herein and incorporated by reference.

         (d) The Registrant has no financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORT BROOKE BANCORPORATION

Date: March 28, 1997                    By:/s/Richard H. Eatman
                                           -------------------------------------
                                           Chief Executive Officer

Date: March 28, 1997                    By:/s/Edmund R. Komlodi
                                           -------------------------------------
                                           Senior Vice President and Chief
                                           Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Date: March 28, 1997                  /s/ Thomas H. Miller
                                      ------------------------------------------
                                          Thomas H. Miller, Chairman of the
                                          Board of Directors

Date: March 28, 1997                  /s/ John D. Adams
                                      ------------------------------------------
                                          John D. Adams, Director

Date: March 28, 1997                  /s/ Melvin R. Belisle
                                      ------------------------------------------
                                          Melvin R. Belisle, Director

Date: March 28, 1997                  /s/ Tommy W. Brown
                                      ------------------------------------------
                                          Tommy W. Brown, Director

Date: March 28, 1997                  /s/ Richard H. Eatman
                                      ------------------------------------------
                                          Richard H. Eatman, Director

Date: March 28, 1997                  /s/ H. Rex Etheredge
                                      ------------------------------------------
                                          H. Rex Etheredge, Director

Date: March 28, 1997                  /s/ A. D. MacKinnon
                                      ------------------------------------------
                                          A. D. MacKinnon, Director

Date: March 28, 1997                  /s/ Reese T. Poppell
                                      ------------------------------------------
                                          Reese T. Poppell, Director

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                     ---------------------------------------

FOR THE CALENDAR YEAR ENDED                                      Commission File
DECEMBER 31, 1996                                                 Number 0-21707



                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 -----------------------------------------------

                           FORT BROOKE BANCORPORATION

                                 EXHIBITS INDEX

                                 Description of
Exhibit #                           Exhibits

3.1 Articles of Incorporation: filed as Exhibit 2. to the Registrant's Form 8-A Registration Statement, dated November 8, 1996, and incorporated herein by reference

3.2 The Registrant's current Bylaws: filed as Exhibit 3. to the Registrant's Form 8-A Registration Statement, dated November 8, 1996, and incorporated herein by reference

10.1 Agreement and Plan of Merger, by and between The Colonial BancGroup, Inc. and the Registrant, dated November 18, 1996

13.1              Fort Brooke Bancorporation 1996 Annual Report

21                All subsidiaries of the Registrant

27                Financial Data Schedule (for SEC use only)